Form 10-K
period 2004-12-31
CHASE FUNDING TRUST, SERIES 2004-2
filed 2005-03-31
CIK 1295884

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2004
                           or
      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             Commission file number:
                                  333-106428-02
                             -----------------------

                               CHASE FUNDING, INC.
         (Issuer in respect of Chase Funding Mortgage Loan Asset-Backed
                Certificates, Series 2004-2) (the "Certificates")
         --------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             New York                                       13-3840732
----------------------------------------------      ----------------------------
(State or other jurisdiction of incorporation)            (I.R.S. Employer
                                                          Identification No.)

    300 Tice Boulevard, Woodcliff Lake, NJ                    07675
-----------------------------------------------           -------------
   (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:     (201) 782-9084

Securities registered pursuant to Section 12(b) of the Act:   None.

Securities registered pursuant to Section 12(g) of the Act:   None.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      Not Applicable.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes |_| No |X|

      State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within 60 days prior to the date of filing.

      Not Applicable.



Introductory Note

      This Annual Report on Form 10-K is filed pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, in the manner described in a "no-action" letter issued by the Office of the Chief Counsel to Chase Funding, Inc. (formerly known as Chemical Mortgage Securities, Inc.) dated May 24, 1988 (the "Exemption Order"). Accordingly, responses to certain items have been omitted from or modified in this Annual Report.

      The Mortgage Loan Asset-Backed Certificates, Series 2004-2 ("Series"), represents the entire beneficial ownership interest in a trust fund (the "Trust Fund") consisting, among other things, of a segregated pool of subprime one- to four-family first-lien or second lien mortgage loans (the "Mortgage Loans").

PART I

Item 1. Business.

      Omitted.

Item 2. Properties.

      Information regarding the mortgaged properties is included in the Accountant's Report and the Annual Statement of Compliance filed under Item 15.

Item 3. Legal Proceedings.

      The registrant knows of no material pending legal proceedings with respect to the Trust Fund for any Series, involving the registrant, the Trust Fund, the related trustee) and Chase Manhattan Mortgage Corporation (the "Seller" and "Servicer"), other than ordinary routine litigation incidental to duties of the registrant, Trustee, Seller or the Servicer under the Pooling and Servicing Agreement among Chase Funding, Inc., Chase Manhattan Mortgage Corporation and Wachovia Bank, N.A., dated as of June 1, 2004, for Chase Funding Mortgage Loan Asset-Backed Certificates, Series 2004-2.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matter was submitted to a vote of Certificateholders for any Series during the fiscal year covered by this report.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters and Issuer Purchases of Equity Securities.

      (a)   (1)   To the knowledge of the Registrant, there is no established public market for the Certificates of any Series.

            (2) To the knowledge of the Registrant, there are no reported high and low bid quotations for any of the Certificates.

      (b) The records of The Depository Trust Company ("DTC") indicate that as of December 31, 2004, Series 2004-2 had 103 holders of record.

Item 6. Selected Financial Data.

      Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Not applicable.

Item 8. Financial Statements and Supplementary Data.

      Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

      None.

Item 9B. Other Information

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

      Omitted.

Item 11. Executive Compensation.

      Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The records of DTC indicate that as of December 31, 2004, there were the following holders of record with more than 5% of each class of Certificates:


==============================================================================================================================
Class                  Name & Address of Participant                     Original Certificate                   % of Class
                                                                           Principal Balance
==============================================================================================================================
------------------------------------------------------------------------------------------------------------------------------
IA1                    00000274 CGM/SAL BR                           $            10,000,000.00                         5.86%
                       333 W 34th Street 3rd Floor
                       New York,  NY 10001
------------------------------------------------------------------------------------------------------------------------------
                       00000901 The Bank of New York                 $            66,509,000.00                        38.99%
                       One Wall Street
                       New York,  NY 10286
------------------------------------------------------------------------------------------------------------------------------
                       00000908 Citibank, N.A.                       $             8,860,000.00                         5.19%
                       3800 Citibank Center B3-15
                       Tampa, FL 33610
------------------------------------------------------------------------------------------------------------------------------
                       00000954 Mellon Trust of New England, NA      $            18,990,000.00                        11.13%
                       525 William Penn Place, Suite 3418
                       Pittsburgh, PA 15259
------------------------------------------------------------------------------------------------------------------------------
                       00000997 State Street Bank and Trust Company  $            28,721,000.00                        16.84%
                       1776 Heritage Drive
                       Global Corporate Action Unit JAB 5NW
                       North Quincy,  MA 02171
------------------------------------------------------------------------------------------------------------------------------
                       00002212 Investors Bank & Trust Company       $            14,975,000.00                         8.78%
                       200 Clarendon Street 9th Floor
                       Corporate Actions Unit/TOP57
                       Boston, MA 02116
------------------------------------------------------------------------------------------------------------------------------
                       00002669 The Northern Trust Company           $            20,350,000.00                        11.93%
                       PROCESSORAL C-IN
                       Chicago, IL 60607
------------------------------------------------------------------------------------------------------------------------------
IA2                    00000901 The Bank of New York                 $            14,600,000.00                        51.05%
                       One Wall Street
                       New York,  NY 10286
------------------------------------------------------------------------------------------------------------------------------
                       00000902 JPMorgan Chase Bank, National        $             6,000,000.00                        20.98%
                       Association
                       Proxy/Class Actions/Bankruptcy
                       14201 Dallas Parkway 12th Floor
                       Dallas, TX 75254
------------------------------------------------------------------------------------------------------------------------------
                       00000954 Mellon Trust of New England, NA      $             4,000,000.00                        13.99%
                       525 William Penn Place, Suite 3418
                       Pittsburgh, PA 15259
------------------------------------------------------------------------------------------------------------------------------

==============================================================================================================================
Class                  Name & Address of Participant                     Original Certificate                   % of Class
                                                                           Principal Balance
==============================================================================================================================
------------------------------------------------------------------------------------------------------------------------------
                       00000997 State Street Bank and Trust Company  $             4,000,000.00                        13.99%
                       1776 Heritage Drive
                       Global Corporate Action Unit JAB 5NW
                       North Quincy,  MA 02171
------------------------------------------------------------------------------------------------------------------------------
IA3                    00000901 The Bank of New York                 $            36,500,000.00                        57.57%
                       One Wall Street
                       New York,  NY 10286
------------------------------------------------------------------------------------------------------------------------------
                       00000902 JPMorgan Chase Bank, National        $            10,400,000.00                        16.40%
                       Association
                       Proxy/Class Actions/Bankruptcy
                       14201 Dallas Parkway 12th Floor
                       Dallas, TX 75254
------------------------------------------------------------------------------------------------------------------------------
                       00002116 The Fifth Third Bank                 $            10,180,000.00                        16.06%
                       38 Fountain Square Plaza
                       Mail Drop 1090f1
                       Cincinnati, OH  45263
------------------------------------------------------------------------------------------------------------------------------
IA4                    00000901 The Bank of New York                 $             8,500,000.00                        13.69%
                       One Wall Street
                       New York,  NY 10286
------------------------------------------------------------------------------------------------------------------------------
                       00000908 Citibank, N.A.                       $             5,000,000.00                         8.05%
                       3800 Citibank Center B3-15
                       Tampa, FL 33610
------------------------------------------------------------------------------------------------------------------------------
                       00002039 SEI Trust Company                    $             5,000,000.00                         8.05%
                       1 Freedom Valley Drive
                       Oaks, PA  19456
------------------------------------------------------------------------------------------------------------------------------
                       00002145 Union Bank of California, N.A.       $            21,500,000.00                        34.62%
                       530 B Street, Suite 242
                       San Diego, CA  92101
------------------------------------------------------------------------------------------------------------------------------
                       00002251 LaSalle Bank National Association    $             4,800,000.00                         7.73%
                       135 South Lasalle Street
                       Chicago, IL 60603
------------------------------------------------------------------------------------------------------------------------------
                       00002669 The Northern Trust Company           $             8,600,000.00                        13.85%
                       PROCESSORAL C-IN
                       Chicago, IL 60607
------------------------------------------------------------------------------------------------------------------------------
                       00002803 U.S. Bank N.A.                       $             5,000,000.00                         8.05%
                       Attn: Securities Control
                       1555 N. Rivercenter Drive Ste 0300
                       Milwaukee, WI  53212
------------------------------------------------------------------------------------------------------------------------------
IA5                    00000901 The Bank of New York                 $             8,000,000.00                        16.35%
                       One Wall Street
                       New York,  NY 10286
------------------------------------------------------------------------------------------------------------------------------
                       00000908 Citibank, N.A.                       $            15,000,000.00                        30.66%
                       3800 Citibank Center B3-15
                       Tampa, FL 33610
------------------------------------------------------------------------------------------------------------------------------
                       00000954 Mellon Trust of New England, NA      $            20,925,000.00                        42.77%
                       525 William Penn Place, Suite 3418
                       Pittsburgh, PA 15259
------------------------------------------------------------------------------------------------------------------------------
                       00002039 SEI Trust Company                    $             5,000,000.00                        10.22%
                       1 Freedom Valley Drive
                       Oaks, PA  19456
------------------------------------------------------------------------------------------------------------------------------
IA6                    00000901 The Bank of New York                 $            10,000,000.00                        24.10%
                       One Wall Street
                       New York,  NY 10286
------------------------------------------------------------------------------------------------------------------------------

==============================================================================================================================
Class                  Name & Address of Participant                     Original Certificate                   % of Class
                                                                           Principal Balance
==============================================================================================================================
------------------------------------------------------------------------------------------------------------------------------
                       00000902 JPMorgan Chase Bank, National        $             8,000,000.00                        19.28%
                       Association
                       Proxy/Class Actions/Bankruptcy
                       14201 Dallas Parkway 12th Floor
                       Dallas, TX 75254
------------------------------------------------------------------------------------------------------------------------------
                       00000954 Mellon Trust of New England, NA      $            17,700,000.00                        42.65%
                       525 William Penn Place, Suite 3418
                       Pittsburgh, PA 15259
------------------------------------------------------------------------------------------------------------------------------
                       00002517 JPM/Pruden                           $             3,000,000.00                         7.23%
                       [No contact information listed]
------------------------------------------------------------------------------------------------------------------------------
IB                     00000901 The Bank of New York                 $             2,375,000.00                        19.19%
                       One Wall Street
                       New York,  NY 10286
------------------------------------------------------------------------------------------------------------------------------
                       00000902 JPMorgan Chase Bank, National        $             4,000,000.00                        32.32%
                       Association
                       Proxy/Class Actions/Bankruptcy
                       14201 Dallas Parkway 12th Floor
                       Dallas, TX 75254
------------------------------------------------------------------------------------------------------------------------------
                       00000997 State Street Bank and Trust Company  $             1,000,000.00                         8.08%
                       1776 Heritage Drive
                       Global Corporate Action Unit JAB 5NW
                       North Quincy,  MA 02171
------------------------------------------------------------------------------------------------------------------------------
                       00002027 Wells Fargo Bank Minnesota, N.A.     $             2,500,000.00                        20.20%
                       733 Marquette Avenue
                       Minneapolis, MN 55479
------------------------------------------------------------------------------------------------------------------------------
                       00002251 LaSalle Bank National Association    $             2,500,000.00                        20.20%
                       135 South Lasalle Street
                       Chicago, IL 60603
------------------------------------------------------------------------------------------------------------------------------
IM1                    00000901 The Bank of New York                 $             9,250,000.00                        82.22%
                       One Wall Street
                       New York,  NY 10286
------------------------------------------------------------------------------------------------------------------------------
                       00000902 JPMorgan Chase Bank, National        $             2,000,000.00                        17.78%
                       Association
                       Proxy/Class Actions/Bankruptcy
                       14201 Dallas Parkway 12th Floor
                       Dallas, TX 75254
------------------------------------------------------------------------------------------------------------------------------
IM2                    00000901 The Bank of New York                 $             4,000,000.00                        35.56%
                       One Wall Street
                       New York,  NY 10286
------------------------------------------------------------------------------------------------------------------------------
                       00000908 Citibank, N.A.                       $             2,250,000.00                        20.00%
                       3800 Citibank Center B3-15
                       Tampa, FL 33610
------------------------------------------------------------------------------------------------------------------------------
                       00000954 Mellon Trust of New England, NA      $             1,500,000.00                        13.33%
                       525 William Penn Place, Suite 3418
                       Pittsburgh, PA 15259
------------------------------------------------------------------------------------------------------------------------------
                       00002027 Wells Fargo Bank Minnesota, N.A.     $             2,000,000.00                        17.78%
                       733 Marquette Avenue
                       Minneapolis, MN 55479
------------------------------------------------------------------------------------------------------------------------------
                       00002108 Comercia Bank                        $             1,000,000.00                         8.89%
                       411 West Lafayette
                       Mail Code 3404
                       Detroit, MI 48226
------------------------------------------------------------------------------------------------------------------------------

==============================================================================================================================
Class                  Name & Address of Participant                     Original Certificate                   % of Class
                                                                           Principal Balance
==============================================================================================================================
------------------------------------------------------------------------------------------------------------------------------
IIA1                   00000573 Deutsche Bank Securities Inc.        $             8,525,000.00                         6.04%
                       1251 Avenue Of The Americas
                       New York, NY 10020
------------------------------------------------------------------------------------------------------------------------------
                       00000908 Citibank, N.A.                       $            50,000,000.00                        35.44%
                       3800 Citibank Center B3-15
                       Tampa, FL 33610
------------------------------------------------------------------------------------------------------------------------------
                       00000997 State Street Bank and Trust Company  $            30,000,000.00                        21.26%
                       1776 Heritage Drive
                       Global Corporate Action Unit JAB 5NW
                       North Quincy,  MA 02171
------------------------------------------------------------------------------------------------------------------------------
                       00002517 JPM/Pruden                           $            30,100,000.00                        21.33%
                       [No contact information listed]
------------------------------------------------------------------------------------------------------------------------------
                       00002669 The Northern Trust Company           $            10,000,000.00                         7.09%
                       PROCESSORAL C-IN
                       Chicago, IL 60607
------------------------------------------------------------------------------------------------------------------------------
IIA2                   00000902 JPMorgan Chase Bank, National        $             7,645,000.00                         6.04%
                       Association
                       Proxy/Class Actions/Bankruptcy
                       14201 Dallas Parkway 12th Floor
                       Dallas, TX 75254
------------------------------------------------------------------------------------------------------------------------------
                       00000908 Citibank, N.A.                       $            60,701,000.00                        47.93%
                       3800 Citibank Center B3-15
                       Tampa, FL 33610
------------------------------------------------------------------------------------------------------------------------------
                       00000954 Mellon Trust of New England, NA      $             7,975,000.00                         6.30%
                       525 William Penn Place, Suite 3418
                       Pittsburgh, PA 15259
------------------------------------------------------------------------------------------------------------------------------
                       00000997 State Street Bank and Trust Company  $            15,929,000.00                        12.58%
                       1776 Heritage Drive
                       Global Corporate Action Unit JAB 5NW
                       North Quincy,  MA 02171
------------------------------------------------------------------------------------------------------------------------------
                       00002485 BNY/LONDON                           $            24,819,000.00                        19.60%
                       11486 Corporate Blvd
                       Orlando, FL  32817
------------------------------------------------------------------------------------------------------------------------------
IIB                    00000161 MERRIL                               $             1,000,000.00                        13.33%
                       101 Hudson Street 9th Floor
                       Jersey City, NJ 07302
------------------------------------------------------------------------------------------------------------------------------
                       00000902 JPMorgan Chase Bank, National        $             2,750,000.00                        36.67%
                       Association
                       Proxy/Class Actions/Bankruptcy
                       14201 Dallas Parkway 12th Floor
                       Dallas, TX 75254
------------------------------------------------------------------------------------------------------------------------------
                       00000997 State Street Bank and Trust Company  $             1,000,000.00                        13.33%
                       1776 Heritage Drive
                       Global Corporate Action Unit JAB 5NW
                       North Quincy,  MA 02171
------------------------------------------------------------------------------------------------------------------------------
                       00002251 LaSalle Bank National Association    $             2,750,000.00                        36.67%
                       135 South Lasalle Street
                       Chicago, IL 60603
------------------------------------------------------------------------------------------------------------------------------

==============================================================================================================================
Class                  Name & Address of Participant                     Original Certificate                   % of Class
                                                                           Principal Balance
==============================================================================================================================
------------------------------------------------------------------------------------------------------------------------------
IIM1                   00000902 JPMorgan Chase Bank, National        $             8,500,000.00                        62.96%
                       Association
                       Proxy/Class Actions/Bankruptcy
                       14201 Dallas Parkway 12th Floor
                       Dallas, TX 75254
------------------------------------------------------------------------------------------------------------------------------
                       00000908 Citibank, N.A.                       $             5,000,000.00                        37.04%
                       3800 Citibank Center B3-15
                       Tampa, FL 33610
------------------------------------------------------------------------------------------------------------------------------
IIM2                   00000902 JPMorgan Chase Bank, National        $            11,250,000.00                       100.00%
                       Association
                       Proxy/Class Actions/Bankruptcy
                       14201 Dallas Parkway 12th Floor
                       Dallas, TX 75254
------------------------------------------------------------------------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions

      Omitted.

Item 14. Principal Accounting Fees and Services

      Omitted.

Part IV

Item 15. Exhibits, Financial Statement Schedules

      (a) The following documents are filed as part of this Annual Report on Form 10-K.

          (3)    Exhibit Number      Description
                 --------------      -----------

                        31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                        99.1  Servicer's Annual Statement of Compliance.

                        99.2 Report prepared by the Servicer's certified independent accountants concerning the Servicer's activities for the year-end December 31, 2004.

      (b) See item 15(a)(3) above.

      (c) Not Applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             CHASE FUNDING, INC.,
             depositor

             By:  /s/ Thomas L. Wind
             ---------------------------------
             Name: Thomas L. Wind
             Title:  Co-Chief Executive Officer


Date:    March 30, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.


No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.

                                INDEX TO EXHIBITS

                  Exhibit Number            Description
                  --------------            -----------

                        31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                        99.1  Servicer's Annual Statement of Compliance.

                        99.2 Report prepared by the Servicer's certified independent accountants concerning the Servicer's activities for the year-end December 31, 2004.